Form 10-Q
period 2010-12-31
GLOBAL GREEN HOLDINGS, LTD.
filed 2011-01-31
CIK 1497843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
                           (Mark One)

       x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2010

                             OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                Commission File Number 000-54134


                   GLOBAL GREEN HOLDINGS, LIMITED
       (Exact name of registrant as specified in its charter)


                Wisconsin                           27-2990368
   (State or other jurisdiction of
    Incorporation or organization               (I.R.S. Employer
                                             Identification Number)


2208 Pershing Avenue, Sheboygan, WI                       53083
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (920)-207-7772

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer           Accelerated filer
Non-accelerated filer     Smaller reporting company x

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes x No

The number of shares outstanding of issuer's common stock, no par value as of January 25, 2011: 2,000,000.

                                INDEX


                                                                Page


PART I - Financial Information                                     3

Item 1: Financial Statements                                       3

Condensed Balance Sheets as of December 31,
2010 (Unaudited) and June 30, 2010                                 3

Condensed Statements of Operations For the
Three and Six Months Ended December 31, 2010
and 2009 (Unaudited)                                               4

Condensed Statements of Cash Flows for
the Six Months Ended December 31, 2010
and 2009 (Unaudited)                                               5

Notes to Condensed Financial
Statements (Unaudited)                                             6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations                   7

Item 4T:   Controls and Procedures                                11

PART II - Other Information                                       12

Item 1: Legal Proceedings                                         12

Item 2: Unregistered Sales of Equity Securities
and Use of Proceeds                                               12

Item 3:  Defaults Upon Senior Securities                          12

Item 5: Other Information                                         12

Item 6: Exhibits                                                  12

Signatures                                                        13

ITEM 1.  FINANCIAL STATEMENTS



                                     Global Green Holdings, Limited
                                      (A Development Stage Company)
                                             Balance Sheets

                                                                     December 31,           June 30,
                                                                         2010                 2010
								     (Unaudited)
ASSETS
Current assets:
Cash                                                                         $35,300                   $-

Total current assets                                                         $35,300                   $-


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Total current liabilities                                                         $-                   $-


Stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized;
2,000,000 shares issued and outstanding                                       51,750                1,750
Additional paid-in capital                                                     2,500                1,000
(Deficit) accumulated during the development stage                           (18,950)              (2,750)

Total stockholders' equity                                                    35,300                    -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $35,300                  $-


See the accompanying notes to the financial statements.







                                 Global Green Holdings, Limited
                                  (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)




                                                                                                                     The Period from
                                                                                                                       July 23, 2009
                            For the Three Months   For the Three Months   For the Six Months   For the Six Months	(inception)
                                   Ended                  Ended                 Ended                Ended                  to
                                December 31,           December 31,          December 31,         December 31,          December 31,
                                    2010                   2009                  2010                 2009                  2010


Sales                                         $-                    $-                     $-                 $-                 $-

Costs and expenses:
  General and administrative               6,950                   250                 16,200                500             18,950

Total costs and expenses                   6,950                   250                 16,200                500             18,950

Net loss                                 $(6,950)                $(250)              $(16,200)             $(500)          $(18,950)
Per share information -
basic and diluted:
  Loss per common share                   $(0.00)                 $(0.00)              $(0.01)             $(0.00)


Weighted average common
shares outstanding                       2,000,000             1,750,000             2,000,000           1,750,000


See the accompanying notes to the financial statements.


                                       Global Green Holdings, Limited
                                        (A Development Stage Company)
                                           Statements of Cash Flows
                                                (Unaudited)
                                                                                                            For the
                                                                                                            Period From
                                                                                                            July 23, 2009
                                                         For the Six Months       For the Six Months        (Inception)
                                                               Ending                   Ending              Through
                                                            December 31,             December 31,           December 31,
                                                                2010                     2009               2010

Cash flows from operating activities:
 Net loss                                                          $(16,200)                 $(500)           $(18,950)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Common shares issued for services                                      -                      -               1,750
   Contributed services                                               1,500                    500               2,500

Net cash (used in) operating activities                             (14,700)                     -             (14,700)

Cash flows from investing activities:

Net cash (used in) investing activities                                   -                      -                   -

Cash flows from financing activities:
   Common shares issued for cash                                     50,000                      -              50,000

Net cash provided by financing activities                            50,000                      -              50,000

Net increase (decrease) in cash                                      35,300                      -              35,300
Cash - beginning of period                                                -                      -                   -

Cash - end of period                                                $35,300                     $-             $35,300


Supplemental Cash Flow Information:
Cash paid for interest                                                   $-                     $-                  $-
Cash paid for income taxes                                               $-                     $-                  $-



See the accompanying notes to the financial statements.

                           Global Green Holdings, Limited
                            (A Development Stage Company)
                       Notes to Condensed Financial Statements
                                    (Unaudited)


(1)	Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of and for the period from inception to June 30, 2010, including notes thereto.

(2)	Earnings Per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive common stock equivalents are not considered in the computation.

(3)	Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2010, aggregating $18,950, has no revenue generating operations and is in the development stage.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to find a merger candidate. Failure to secure such financing or to raise additional equity capital or to locate a merger candidate may result in the Company having to discontinue its operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)       Stockholders' Equity

During July 2010 the Company issued 250,000 shares of common stock pursuant to a private placement to a third party for $50,000 in cash.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATIONS.

Forward-Looking Statements

The information herein contains forward-looking statements. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," "anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.


General

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction.
Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.


     The Company has filed a registration statement on a voluntary basis because the primary attraction of the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

     The Company has, and will continue to have, little capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's and 10-K's , agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

     The Company's officer and shareholders have verbally agreed that they will advance to the Company certain additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These will primarily consist of services rendered by the Company's president, specifically S.E.C. compliance and the due diligence required as a condition precedent to any business combination. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. Such repayment will in no way be a condition to the selection of a target company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any fundsto make any payments to the Company's promoters, management or their affiliates or associates.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2010, reflects a current asset value of $35,300, and a total asset value of $35,300.
     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.


Results of Operations

     During the period from July 23, 2009 (inception) through
December 31, 2010, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Actual results may differ from these estimates.

We have identified the following critical accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2010, aggregating $18,950, has no revenue generating operations and is in the development stage.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to find a merger candidate. Failure to secure such financing or to raise additional equity capital or to locate a merger candidate may result in the Company having to discontinue its operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.



ITEM 4T.  CONTROLS AND PROCEDURES.


(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures
(as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company continues to improve procedures with regard to its disclosure controls and procedures.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.


The Company is not a party to litigation or any other legal proceedings at this time.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


There were no unregistered sales of the Company's equity securities during the three months ended December 31, 2010.


There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended December 31, 2010.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.


Not Applicable.


ITEM 4.  (REMOVED AND RESERVED).




ITEM 5.  OTHER INFORMATION.


None.


ITEM 6.  EXHIBITS.


31	Certifications of the Chief Executive Officer and Chief Financial
Officer pursuant to Rule 13a-14(a)


32	Certifications of Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Global Green Holdings, Limited (Registrant)

Date: January 27, 2011                /s/ Gerard Werner
                                          Gerard Werner
         Chief Executive Officer(Principal Executive Officer)

Date: January 27, 2011                /s/ Gerard Werner
                                          Gerard Werner
         Chief Financial Officer(Principal Financial and Accounting Officer)