Form 10-Q
period 2011-03-31
EcoGlobal Holdings Corp
filed 2011-05-03
CIK 1497843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
                           (Mark One)

       x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2011

                             OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                Commission File Number 000-54134


                   ECOGLOBAL HOLDINGS CORPORATON
       (Exact name of registrant as specified in its charter)


                Wisconsin                           27-2990368
   (State or other jurisdiction of
    Incorporation or organization               (I.R.S. Employer
                                             Identification Number)


The John Hancock Center, Suite 3100, Chicago, IL        60611
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (312)-794-7813

                    Global Green Holdings, Limited
                    2208 Pershing Avenue
                    Sheboygan, WI 53083

(Former name or former address, if changed since last report.)

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

Yes x No

The number of shares outstanding of issuer's common stock, no par value as of April 25, 2011: 2,000,000.

                                INDEX


                                                                Page


PART I - Financial Information                                     3

Item 1: Financial Statements                                       3

Condensed Balance Sheets as of March 31,
2011 (Unaudited) and June 30, 2010                                 3

Condensed Statements of Operations For the
Three and Nine Months Ended March 31, 2010
and 2011 (Unaudited)                                               4

Condensed Statements of Cash Flows for
the Nine Months Ended March 31, 2010
and 2011 (Unaudited)                                               5

Notes to Condensed Financial
Statements (Unaudited)                                             6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations                   7

Item 4T:   Controls and Procedures                                11

PART II - Other Information                                       12

Item 1: Legal Proceedings                                         12

Item 2: Unregistered Sales of Equity Securities
and Use of Proceeds                                               12

Item 3:  Defaults Upon Senior Securities                          12

Item 5: Other Information                                         12

Item 6: Exhibits                                                  12

Signatures                                                        13

ITEM 1.  FINANCIAL STATEMENTS



                                     EcoGlobal Holdings Corporation
                                      (A Development Stage Company)
                                             Balance Sheets

                                                                       March 31,            June 30,
                                                                         2011                 2010
								     (Unaudited)
ASSETS
Current assets:
Cash                                                                         $29,300                   $-

Total current assets                                                         $29,300                   $-


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Total current liabilities                                                         $-                   $-


Stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized;
2,000,000 shares issued and outstanding                                       51,750                1,750
Additional paid-in capital                                                     3,250                1,000
(Deficit) accumulated during the development stage                           (25,700)              (2,750)

Total stockholders' equity                                                    29,300                    -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $29,300                   $-


See the accompanying notes to the financial statements.







                                 EcoGlobal Holdings Corporation
                                  (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)







                                                                                                    The Period from
                                 For the            For the           For the        For the        July 23, 2009
                                 Three Months       Three Months      Nine Months    Nine Months     (inception)
                                 Ended              Ended             Ended          Ended              to
                                 March 31,          March 31,         March 31,      March 31,       March 31,
                                  2011              2010               2011           2010           2011


Sales                                      $-             $-                   $-              $-                   $-

Costs and expenses:
  General and administrative               6,750          250              22,950             750               25,700

Total costs and expenses                   6,750          250              22,950             750               25,700

Net loss                                 $(6,750)       $(250)           $(22,950)          $(750)            $(25,700)

Per share information -
basic and diluted:
  Loss per common share                   $(0.00)       $(0.00)            $(0.01)          $(0.00)


Weighted average common
shares outstanding                       2,000,000      1,750,000        2,000,000        1,750,000


See the accompanying notes to the financial statements.

                                       EcoGlobal Holdings Corporation
                                        (A Development Stage Company)
                                           Statements of Cash Flows
                                                (Unaudited)


                                                                                                            For the
                                                                                                            Period From
                                                                                                            July 23, 2009
                                                         For the Nine Months       For the Nine Months      (Inception)
                                                               Ending                   Ending              Through
                                                              March 31,                March 31,            March 31,
                                                                2011                     2010               2011

Cash flows from operating activities:
 Net loss                                                          $(22,950)                 $(750)           $(25,700)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Common shares issued for services                                      -                      -               1,750
   Contributed services                                               2,250                    750               3,250

Net cash (used in) operating activities                             (20,700)                     -             (20,700)

Cash flows from investing activities:

Net cash (used in) investing activities                                   -                      -                   -

Cash flows from financing activities:
   Common shares issued for cash                                     50,000                      -              50,000

Net cash provided by financing activities                            50,000                      -              50,000

Net increase (decrease) in cash                                      29,300                      -              29,300
Cash - beginning of period                                                -                      -                   -

Cash - end of period                                                $29,300                     $-             $29,300


Supplemental Cash Flow Information:
Cash paid for interest                                                   $-                     $-                  $-
Cash paid for income taxes                                               $-                     $-                  $-



See the accompanying notes to the financial statements.

                            EcoGlobal Holdings Corporation
                            Notes to Financial Statements
                                   March 31, 2011
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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to March 31, 2011, aggregating $25,700, has no revenue generating operations and is in the development stage.

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

     While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within four days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.


     The Company has filed a registration statement on a voluntary basis because the primary attraction of the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

     The Company has, and will continue to have, little capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's and 10-K's and 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with allapplicable reporting requirements, which include providing audited financialstatements to be included within the numerous filings relevant to complyingwith the 34 Act. Nevertheless, the officer and director of the Company hasnot conducted market research and is not aware of statistical data whichwould support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirementsof the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transactionwill be voidable, at the discretion of the present management of the Company.

     The Company's officers and shareholders have verbally agreed that they will advance to the Company certain additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These will primarily consist of services rendered by the Company's president, specifically S.E.C. compliance and the due diligence required as a condition precedent to any business combination. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. Such repayment will in no way be a condition to the selection of a target company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any fundsto make any payments to the Company's promoters, management or their affiliates or associates.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2010, reflects a current asset value of $29,300, and a total asset value of $29,300.
     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.


Results of Operations

     During the period from July 23, 2009 (inception) through
March 31, 2011, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to March 31, 2011, aggregating $25,700, has no revenue generating operations and is in the development stage.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures
(as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2011.


There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended March 31, 2010.


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


EcoGlobal Holdings Corporation (Registrant)

Date: April 27, 2011                /s/ Christopher Werner
                                        Christopher Werner
         Chief Executive Officer(Principal Executive Officer)

Date: April 27, 2011                /s/  Christopher Werner
                                         Christopher Werner
         Chief Financial Officer(Principal Financial and Accounting Officer)