Form 10-K
period 2011-06-30
EcoGlobal Holdings Corp
filed 2011-09-02
CIK 1497843

United States
                         Securities and Exchange Commission
                               Washington, D.C. 20549


                                   Form 10-K





(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2011

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                  For the Year ended June 30, 2011

                  Commission file number: 000-54134


                          ECOGLOBAL HOLDINGS CORPORATION

                 (Name of Small Business Issuer in its charter)


             Wisconsin                                 27-2990368
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

 The John Hancock Center
 Suite 3100
 Chicago, Illinois                                           60611
 (Address of principal executive offices)                 (Zip Code)


            Issuer's telephone number:   (312)-794-7813


Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of class)

Smaller reporting company

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]   No   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of oustanding shares of the registrant's no-par-value common stock as of August 25, 2011: 2,000,000



FORWARD LOOKING STATEMENTS

THIS FORM 10-12G AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME
BY ECOGLOBAL HOLDINGS CORPORATON, (HEREINAFTER REFERRED TO AS "ECOGLOBAL" AND/OR "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH
MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING
OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF EcoGlobal AND MEMBERS OF ITS MANAGEMENT TEAM
AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE
NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO
FUTURE OPERATING RESULTS OVER TIME.

TABLE OF CONTENTS


                                                          PAGE

ITEM 1   BUSINESS..............................................3

ITEM 1A. RISK FACTORS.........................................14

ITEM 1B. UNRESOLVED STAFF COMMENTS............................15

ITEM 2.  PROPERTIES...........................................15

ITEM 3.  LEGAL PROCEEDINGS....................................15

ITEM 4.   (Removed and Reserved)..............................15

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
         EQUITY SECURITIES....................................15

ITEM 6. SELECTED FINANCIAL DATA...............................16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........F-1

AUDITOR'S REPORT.............................................F-1

BALANCE SHEETS...............................................F-2

STATEMENT OF OPERATIONS......................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY............................F-4

STATEMENTS OF CASHFLOWS......................................F-5

NOTES TO FINANCIAL STATEMENTS................................F-6

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................22

ITEM 9A. CONTROLS AND PROCEDURES..............................22

ITEM 9B. OTHER INFORMATION....................................23

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE
          GOVERNANCE..........................................23

ITEM 11. EXECUTIVE COMPENSATION...............................24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT...............................25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          AND DIRECTOR INDEPENDENCE...........................26

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES..............27

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.............29

ITEM 1   BUSINESS

 The Company is what is classified as a "blank-check" company, sometimes referred to as a "shell" company. It is a legally formed entity that is designed to facilitate transactions with and for other corporations that have ongoing operations, but may not have, in the past, structured their corporate formation to facilitate the eventual trading of their stock. As a "blank-check" corporation, the Company may present an advantageous merger candidate, as it has already established an identity with the S.E.C.in the form of a reporting history.

Blank check companies may offer alternative routes to "go public" for smaller cap companies than a more costly initial public offering (IPO). Companies that can afford an IPO may well find that route to be more advantageous, as it is a process that can raise a large amount of capital in a relatively short amount of time. Also, the forms necessary for a company to trade publicly upon merging with a shell may present a more onerous filing burden than the Form S-1 filed preceding an IPO.

Certain disadvantages are inherent in becoming a public company, and these should be carefully considered by any business considering a possible business combination with the Company. Immediately upon consummation of a merger with the Company, the surviving entity would be subject to all of the reporting requirements of the '33 and '34
Acts. Additionally, management would assume certain fiduciary duties with respect to shareholders and the public, including, but not limited to; the timely disclosure of all material information regarding the company that might bear upon the consideration of the Company's stock as a suitable investment; the duties of care and loyalty in the conducting of the Company's business; and the duty not to misappropriate corporate opportunities.

Prior to entering into a business combination, the company will fulfill the reporting requirements of the 1934 Act through the services of its President and General Counsel. Gerard Werner is currently President and Director of the Company, and, at present, is the sole Officer and Director. The Company has selected June 30 as its fiscal year end.


History and Operations

	The Company was incorporated under the laws of the State of Wisconsin on July 23, 2009, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

Regulation of "Blank Check" Companies

     The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.

	Regulation of "blank check" companies by the State of Wisconsin mirrors, to a large extent, the regulation thereof by the S.E.C.
The State of Wisconsin has adopted legislation based upon Section
21E of The Securities Act of 1933. The Act provides a safe harbor for issuers regarding certain forward-looking statements, but specifically excludes from the safe harbor issuers making statements in connection with an offering of securities of a blank check company.

     Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

     As part of its business plan, this Company is filing this registration statement on Form 10 on a voluntary basis in order to become a "public" company by virtue of being subject to the reporting requirements of theSecurities Exchange Act of 1934.



Search for Business Opportunity

     The Company's business plan is to seek, investigate, and, if warranted, acquire or enter into a business combination with one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

The Company's focus, in respect to these plans, is to pursue business opportunities in the burgeoning alternative-energy-sector.
The Company believes that there is a rapidly expanding economy in environmentally-friendly businesses, and that pursuing business opportunities in the environmental, or "green", sector is a potentially lucrative strategy.

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company's officer and director has previously been involved in transactions involving a merger between an established company and a shell entity, and has a number of contacts within the fields of corporate finance and alternative energy/ reforestation. As a result, he has had preliminary contacts with representatives of numerous companiesconcerning the general possibility of a merger or acquisition by a shell company. However, none of these preliminary contacts or discussions involved the possibility of a merger or acquisition transaction with the Company.

     It is anticipated that the Company's officer and director may contact broker-dealers and other persons with whom he is acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that ultimately prove to be favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and appear to have the growth-potential to work towards being able to satisfy the minimum asset requirements in order to qualify shares for trading on NASDAQ or another stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is substantial, subject to the availability of such opportunities, economic conditions, and other factors.


Potential Consequences of Business Combination

	As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock.

     In the Company's judgment, it is possible that its officer and directors could be deemed an "underwriter" within the meaning of
Section 2(11) of the Securities Act of 1933, as amended. The finding, under the revised Rule 144, that the Company's principal shareholder is an underwriter by virtue of transferring his stock in a private transaction, would set up additional obstacles to the public trading of that stock in the future. Also, the sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, the current officer and director of the Company may resign his management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officer or director is currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Wisconsin law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is antici-pated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The
Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.


The Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on a national stock exchange, such as NASDAQ.
       See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.     The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total pretax earnings over the last three years of at least $11 million, and in the prior two years of at least $2.2 million.
Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.


     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officer and director may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. There will be no loan agreements or understandings between the Company and third parties.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and des ires of the Company and the promoters of the opportunity and, upon thebasis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

Depending on the nature of the business combination entered into, it is possible that management will receive favorable terms of exchange with the target company that will not be available to other shareholders. Also, in the event that a merger with another corporation is contemplated, the Company would be obligated, pursuant to Wis. Stat. s. 180.1103(2) to provide notice to its shareholders, and submit the matter to a vote (Wis. Stat.
s. 180.1103(3)) for shareholder approval; this could be a simple formality however, as the sole officer and director currently owns a controlling interest in the Company.

     Management may actively negotiate or otherwise consent to the purchase of any portion of their common shares as a condition to or in connection with a proposed merger or acquisition transaction.
It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

	Existing shareholders of the company may suffer significant dilution to their ownership percentage of the company, insofar as the business combination entered into may involve the issuance of a large number of authorized but unissued shares to the target company. Also, depending on the nature of the business combination, existing shareholders may incur taxable capital gains as a result thereof.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue
Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officer, director and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

	Operating within the parameters of Rule 145 of the Securities Act of 1933 (the "Act"), the Company may attempt to rely on any of the following exemptions from registration under the Act:

        1. Section 4(2) of the Act;
        2. Section 4(6) of the Act;
        3. Section 3(a)1/ Rule 147 of the Act;
        4. Section 3(a)(10) of the Act;
        5. Rule 504, Regulation D of the Act;
        6. Rule 505, Regulation D of the Act; and
        7. Rule 506, Regulation D of the Act.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms

     As a general matter, the Company anticipates that it, and/or its officer and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the ac-quisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

     The SEC, in a letter to the NASD has taken the position that in some instances "both before and after the business combination or transactions with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees are 'underwriters' of the securities issued". If that determination were made with regards to the Company and its shareholders, Rule 144 transactions might be precluded.

Any securities which the Company might acquire in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

     An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.


Administrative Offices

     The Company currently maintains a mailing address at The John Hancock Center, Suite 3100, Chicago, IL 60611. The Company's telephone number is
(312)-794-7813. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its benefit of, the Company's officer prior to, or in conjunction with, the completion of a business acquisition. The Company's officer has accepted common stock for services rendered for consulting, organizing the corporation, seeking merger candidates and evaluating these candidates. See "Executive Compensation" and under "Certain Relationships and Related Transactions."







ITEM 1A.   RISK FACTORS

As a smaller reporting company, the Company is not required to include the disclosure under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS


As a smaller reporting company, the Company is not required to include the disclosure under this item.

ITEM 2.  PROPERTIES

     The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at The John Hancock Center, Suite 3100, Chicago, IL 60611, which is the mailing address of its legal counsel. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (312)-794-7813.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   (Removed and Reserved)




PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable


..
PAGE 15





ITEM 6. SELECTED FINANCIAL DATA.

Not applicable





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATIONS.

General

     The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this Form 10-K.

     In the event that the company does identify a merger candidate, and execute a merger agreement, a Form 8-K including audited financial statements must be filed with the Commission within 4 (four) days of the closing of the transaction.

     The Company has, and will continue to have, little capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-Q's and 10-K's , agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within the requisite period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closingdocuments, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

     The Company's officers and shareholders have verbally agreed that they will advance to the Company certain additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These will primarily consist of services rendered by the Company's directors, specifically S.E.C. compliance and the due diligence required as a condition precedent to any business combination. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. Such repayment will in no way be a condition to the selection of a target company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2011, reflects a current asset value of $28,212 (consisting of cash), and a total asset value of $28,212.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.


Results of Operations

     During the period from July 23, 2009 (inception) through
June 30, 2011, the Company has engaged in no significant operations other than organizational activities, acquisition of capital ($50,000) and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period. Total expenses were $27,538 using $21,788 in cash.


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

NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.


Federal Income Tax Aspects of Investment in the Company

     The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

Basis in Common Stock

     The tax basis that a Shareholder will have in his Common Stock will equal his cost in acquiring his Common Stock. If a Shareholder acquires Common Stock at different times or at different prices, he must maintain records of those transactions so that he can accurately report gain or loss realized upon disposition of the Common Stock.

Dividends on Common Stock

     Distributions made by the Company with respect to the Common Stock will be characterized as dividends that are taxable as ordinary income to the extent of the Company's current or accumulated earnings and profits ("earnings and profits"), if any, as determined for U.S. federal income tax purposes. To the extent that a distribution on the Common Stock exceeds the holder's allocable share of the Company's earnings and profits, such distribution will be treated first as a return of capital that will reduce the holder's adjusted tax basis in such Common Stock, and then as taxable gain to the extent the distribution exceeds the holder's adjusted tax basis in such Common Stock. The gain will generally be taxed as a long-term capital gain if the holder's holding period for the Common Stock is more than one year.

     The availability of earnings and profits in future years will depend on future profits and losses which cannot be accurately predicted. Thus, there can be no assurance that all or any portion of a distribution on the Common Stock will be characterized as a dividend for general income tax purposes. Corporate shareholders will not be entitled to claim the dividends received deduction with respect to distributions that do not qualify as dividends. See the discussion regarding the dividends received deduction below.

Redemption of Common Stock

     The Company does not have the right to redeem any Common
Stock. However, any redemption of Common Stock, with the consent of the holder, will be a taxable event to the redeemed holder.

     The Company does not believe that the Common Stock will be treated as debt for federal income tax purposes. However, in the event that the Common Stock is treated as debt for federal tax purposes, a holder generally will recognize gain or loss upon the redemption of the Common Stock measured by the difference between the amount of cash or the fair market value of property received and the holder's tax basis in the redeemed Common Stock. To the extent the cash or property received are attributable to accrued interest, the holder may recognize ordinary income rather than capital gain. Characterization of the Common Stock as debt would also cause a variety of other tax implications, some of which may be detrimental to either the holders, the Company, or both (including, for example, original issue discount treatment to the Investors). Potential Investors should consult their tax advisors as to the various ramifications of debt characterization for federal income tax purposes.


Other Disposition of the Common Stock

     Upon the sale or exchange of shares of Common Stock, to or with a person other than the Company, a holder will recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and the holder's adjusted basis in such stock. Any capital gain or loss recognized will generally be treated as a long-term capital gain or loss if the holder held such stock for more than one year. For this purpose, the period for which the Common Stock was held would be included in the holding period of the Common Stock received upon a conversion.

State, Local and Foreign Taxes

     In addition to the federal income tax consequences described above, prospective investors should consider potential state, local and foreign tax consequences of an investment in the Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
EcoGlobal Holdings Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of EcoGlobal Holdings Corporation (a development stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2011, the period from inception (July 23, 2009) to June 30,2010, and the period from inception (July 23, 2009) to June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing, the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoGlobal Holdings Corporation as of June 30, 2011 and 2010, and the results of its operations, and its cash flows for the year ended June 30, 2011, the period from inception (July 23, 2009) to June 30, 2010, and the period from inception (July 23, 2009) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kingery & Crouse PA
Tampa, Florida
July 31, 2011



                                EcoGlobal Holdings Corporation
                                 (A Development Stage Company)
                                        Balance Sheets

                                                                      June 30,             June 30,
                                                                         2011                 2010



ASSETS
Current assets:
Cash                                                                       $28,212                    $-

Total current assets                                                       $28,212                    $-


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Total current liabilities                                                       $-                    $-

Stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized;
2,000,000 and 1,750,000 shares issued and outstanding                       51,750                 1,750
Additional paid-in capital                                                   4,000                 1,000
(Deficit) accumulated during the development stage                         (27,538)               (2,750)

Total stockholders' equity                                                  28,212                     -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $28,212                    $-


See the accompanying notes to the financial statements.


                                              EcoGlobal Holdings Corporation
                                               (A Development Stage Company)
                                                  Statements of Operations

                                                                   The period from       The Period from
                                                                    July 23, 2009         July 23, 2009
                                                                   (inception)            (inception)
                                                   Year Ended           to                     to
                                                   June 30,         June 30,                 June 30,
                                                   2011             2010                     2011


Sales                                                       $-                $-                     $-

Costs and expenses:
  General and administrative                            24,788             2,750                 27,538

Total costs and expenses                                24,788             2,750                 27,538

Net loss                                              $(24,788)          $(2,750)              $(27,538)

Per share information - basic and diluted:
  Loss per common share                                 $(0.01)           $(0.00)


Weighted average common shares outstanding            2,000,000          1,750,000


See the accompanying notes to the financial statements.



                                     EcoGlobal Holdings Corporation
                                     (A Development Stage Company)
                                    Statement of Stockholders' Equity
                        Period From Inception (July 23, 2009) to June 30, 2011


                                                                                             Deficit
                                                                                           Accumulated
                                                                             Additional     During the
                                               Common          Stock          Paid-in      Development
                                               Shares        Par Value        Capital         Stage            Total

Common stock issued to founders
at $.001 per share                               1,750,000        $1,750             $-             $-             $1,750
Contributed services                                     -             -          1,000              -              1,000
Net loss                                                 -             -              -         (2,750)            (2,750)

Balance - June 30, 2010                          1,750,000         1,750          1,000         (2,750)                 -

Common stock issued to
investor at $.20 per share                         250,000        50,000              -              -             50,000
Contributed services                                     -             -          3,000              -              3,000
Net loss                                                 -             -              -        (24,788)           (24,788)

Balance- June 30, 2011                           2,000,000       $51,750         $4,000       $(27,538)           $28,212



See the accompanying notes to the financial statements.


                                  EcoGlobal Holdings Corporation
                                   (A Development Stage Company)
                                     Statements of Cash Flows


                                                                                   For the                 For the
                                                                                 Period From             Period From
                                                                                July 23, 2009           July 23, 2009
                                                                                (Inception)              (Inception)
                                                           Year Ended              Through                 Through
                                                           June 30,                June 30,               June 30,
                                                             2011                    2010                   2011


Cash flows from operating activities:
 Net loss                                                       $(24,788)             $(2,750)            $(27,538)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Common shares issued for services                                   -                1,750                1,750
   Contributed services                                            3,000                1,000                4,000

Net cash (used in) operating activities                          (21,788)                   -              (21,788)

Cash flows from investing activities:

Net cash (used in) investing activities                                -                    -                    -

Cash flows from financing activities:
   Common shares issued for cash                                  50,000                    -               50,000

Net cash provided by financing activities                         50,000                    -               50,000

Net increase in cash                                              28,212                    -               28,212
Cash - beginning of period                                             -                    -                    -

Cash - end of period                                              $28,212                  $-              $28,212


Supplemental Cash Flow Information:
Cash paid for interest                                                 $-                  $-                   $-
Cash paid for income taxes                                             $-                  $-                   $-



See the accompanying notes to the financial statements.



                          EcoGlobal Holdings Corporation
                            A Development Stage Company
                           Notes to Financial Statements
                                   June 30, 2011

Note 1. Organization and Significant Accounting Policies.

Global Green Holdings, Inc.(the Company) was incorporated under the laws of the State of Wisconsin on July 23, 2009. The Company changed its name to EcoGlobal Holdings Corporation on March 29, 2011. The Company is a business development Company with no significant operations. The Company is in the development stage.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company's historical return experience.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair value of financial instruments

The Company's short-term financial instruments consist of cash and cash equivalents. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.


Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

All tax periods from inception remain open to examination by taxing authorities.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Recent Pronouncements

The Company does not believe that recent pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates will have a significant impact on the financial statements of the Company.

Note 2. Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to June 30, 2011, aggregating $27,538, has no revenue generating operations and is in the development stage.


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

Note 3. Stockholders' Equity

At inception the Company issued 1,750,000 shares of common stock to its founders at $0.001 per share for services.

During July 2010 the Company issued 250,000 shares of common stock pursuant to a private placement to a third party for $50,000 in cash.

During the year ended June 30, 2011, and the period from inception to June 30, 2010, affiliates of the Company contributed services with a fair value of $3,000 and $1,000 to the capital of the Company.

Note 4. Income Taxes

Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods ended June 30, 2011 and 2010. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate               34%
Effect of operating losses                                      (34)%
                                                                -----
                                                                   0%
                                                                  ===

As of June 30, 2011, the Company has a net operating loss carry forward of approximately $22,000. The principal difference between the accumulated deficit for income tax purposes and the accumulated deficit for financial reporting purposes results from stock compensation and contributed services. The utilization of this net operating loss carry forward may be limited as a result of a change in control of the Company. The Company's tax returns since inception are subject to audit by taxing authorities.


Note 5. Related Party Transactions

During 2011 the Company paid legal fees aggregating $10,000 to its founder.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A


ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements, financial analyses and all other information included in this Report were prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail. accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being nade only in accordance with authorizations of management and directors of the Company; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect tio financial statement preparation. Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

Our Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL- INTEGRATED FRAMEWORK (1992), and INTERNAL CONTROL OVER FINANCIAL REPORTING- GUIDANCE FOR SMALLER PUBLIC COMPANIES (2006), issued by the Committee of Sponsoring Organizayions of the Treadway Commission. Based on this evaluation, the Company's management concluded that our internal control over financial reporting was effective as of June 30, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






ITEM 9B.   OTHER INFORMATION

NONE



ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.



Set forth below is certain information with respect to the individuals who now comprise the Company's Board of Directors:


Name                     Age           Position

Kirsten McGregor          49           President, Director

Christopher Werner        49           Chief Executive Officer,
                                       Director

Gerard Werner             38           Director




Biographical Information


Ms. Kirsten McGregor

Ms.McGregor has nearly two decades of experience in strategic planning, business development and marketing execution in large, multi-national corporations. She has significant experience in LULUCF initiatives and carbon financing strategies and has worked with companies such as Paso Pacifico, one of the first NGO's to receive a Gold rating CCBS certification for reforestation. In addition, Ms.McGregor has consulted for organizations and government entities including the World Policy Institute and the National Park Service. She is a member of the Climate Action Reserve (CAR) and International Emissions Trading Association
(IETA) and is a board member of the Sierra Club Ventura Leadership Team. She has received awards for excellence in business communications and holds a BA from the University of Washington and a BS from Boise State University.


Mr. Christopher Werner

Mr. Werner started his business career with First Wisconsin bank while attending Marquette University. He spent his first four years after graduating from college working as an accountant. Mr. Werner entered the financial services sector by becoming a stockbroker and after experiencing the securities markets combined his accounting and securities knowledge and became a Chief Financial Officer of a publicly listed company that was the fastest growing NASDAQ Company in 1991. Mr. Werner became Senior Partner of Newport Capital Partners in 1993, where is specialized in arranging financing's for small growth companies. In 1996 he co-founded Emerging Securities Group which continued to focus on financing start-up and early stage growth companies. In 2003 Mr. Werner was appointed CEO of Ascendant Holdings Ltd, a Bermuda based holding company, and assisted in structuring the initial public offering of two newly created subsidiaries. In 2006 Mr. Werner founded River Hills Resource Corporation which is a privately held mineral exploration company. In 2008 River Hills entered into a long-term financing and development agreement with a Chinese state owned company to develop copper projects in Ecuador. Mr. Werner co-founded Andean Carbon Corporation in 2009 after having pioneered a reforestation project in Ecuador to ensure the city of Quito's water supply for future generations.


Mr. Gerard Werner


	Mr. Werner is a member of the District of Columbia Bar
Association and has been specialized in securities compliance for over ten yrears.

	Mr. Werner served as Vice-President and Director of Oak Brook Capital I, II, III, and IV, respectively, prior to those companies entering into business combinations with other entities. Mr. Werner has also served as President and Director of North Shore Capital I, II, III and IV, and Kohler Capital I, II and III Corporations. The Oak Brook Capital companies were formed in May of 1998; the North Shore Capital companies were formed in February of 1999; and the Kohler Capital Corporations were formed in May of 2001.

	Mr. Werner was admitted into the D.C. Court of Appeals Bar Association in January, 1999.

ITEM 11.  EXECUTIVE COMPENSATION


     In August of 2009, the Company's Director, Gerard Werner received 1,710,000 shares of Common Stock valued at $0.001 per share in consideration for pre-incorporation services rendered to theCompany related to investigating and developing the Company's proposedbusiness plan and capital structure, and completion of the incorporationand organization of the Company. In previous "blank-check" corporatetransactions, Mr. Werner received shares of the Oak Brook Capitalcorporations for pre-incorporation services, but received no other legalor consulting fees from these companies. No officer or director hasreceived any other remuneration. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its sole officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Also, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of an acquisition or merger candidate. Please also see Item I, Description of Business-General for information regarding the seeking out and selection of a target company, addressing matters such as the manner of solicitation of potential investors, the approximate number of persons who will be contacted or solicited, their relationships to the Company's management, etc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of June 30, 2011, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated,the persons or entities listed below have sole voting and investment powerwith respect to all shares of Common Stock beneficially owned by them.

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares of Global Green Holdings, Limited, immediately prior to and following the events listed above by (i) each person known by the Registrant to beneficially own five percent (5%) or more of the outstanding shares;
(ii) the Registrant's officers and directors; and (iii) the Registrant's officers and directors as a group.

As used in the table below, the term "beneficial ownership" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.



Name of
Beneficial Owner                        Shares of Common                          Percentage
                                         Stock owned                              of Class
                                                                                  owned





Gerard Werner*                                 110,000                          5.5%

Christopher Werner*                            880,000                         44%

Kirsten McGregor                               720,000                         36%

Dr. Casey Kobylinski                           250,000                         12.5%




All Current Executive
Officers and Directors
as a group                                   1,710,000                         85.5%


Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

Although the Company has a very large amount of authorized but unissued common and preferred stock that may be issued without further shareholder approval or notice, it is the intention of the Company to avoid inhibiting certain transactions with prospective acquisition or merger candidates, based upon the perception by such candidate that they may be engaged in a rapidly expanding industry (i.e. Internet) and cannot afford to proxy shareholders each time their management needs to authorize additional shares.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         AND DIRECTOR INDEPENDENCE

     There is no public market for EcoGlobal Common Stock.  The
EcoGlobal Common Stock may be traded in the over-the-counter market in the near future, however, there can be no assurance as to the price at which trading in EcoGlobal Common Stock will occur.

     With respect to financial and other information relating to EcoGlobal, Gerard Werner, Esq., whose mailing address is 2208 Pershing Avenue, Sheboygan, Wisconsin, 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W.,Room 1024, Washington D.C. 20549, and copies may be obtained
from the Commission at prescribed rates.   Any such requests should be
directed to the President of EcoGlobal, address 2208 Pershing Avenue, Sheboygan, Wisconsin 53083.

     The Company issued to an officer and director a total of 1,710,000 shares of Common Stock for a total services valued at $1710. Certificates evidencing the Common Stock issued by the Company to this person have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. For additional information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock, see "Risk
Factors -Rule 144 Sales."

     Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its sole officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

     The Company maintains a mailing address at the office of its legal counsel, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future.

     During 2011, the Company paid legal fees aggregating $10,000 to its founder.

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.




ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to Kingery and Crouse, PC

The following table shows the aggregate fees we paid for professional services provided to us by Kingery and Crouse, PA for the years ended June 30, 2011 and June 30, 2010.





                                              Year ended              Year ended
                                              June 30, 2011           June 30, 2010

 Audit Fees                                   $6,700                  $0
  Audit-Related Fees                          $0                      $0
  Tax Fees                                    $0                      $0
  All Other Fees                              $0                      $0

  Total                                       $6,700                  $0





Audit Fees

For the fiscal years ended June 30, 2011 and 2010, we paid $3,500 and $3,200, respectively during the year ended June 30, 2011, for professional services rendered for the audit and review of our financial statements.


Audit Related Fees


There were no fees for audit related services for the years ended June 30, 2011 and 2010.

Tax Fees

For our fiscal years ended June 30, 2011 and 2010, we did not incur any tax fees for tax compliance, tax advice, and tax planning by Kingery and Crouse, PC.


All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2011 and 2010.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or
(ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee's responsibilities to management.


We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2011 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2010. However, all of the above services in 2010 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EcoGlobal Holdings, Limited

By:  /s/  Christopher Werner

_____________________________
Christopher Werner, Chief Executive Officer
Date:  8/31/2011



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Christopher Werner


_____________________________
Christopher Werner, Chief Financial Officer
Date:  8/31/2011

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES


Exhibit 31.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002


 I, Christopher Werner, certify that:

 1. I have reviewed this Form 10-K of EcoGlobal Holdings Corporation;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;



3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:


   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;


   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financing reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


   b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: August 31, 2011 By: /s/ Christopher Werner
      Christopher Werner
      Director, Chief Executive Officer,
      and Principal Financial Officer

  EX-32.2 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF THE COMPANY, PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Exhibit 32.2

Certification Pursuant to
18 U.S.C. Section 1350
(as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act Of 2002)

In connection with the Annual Report of EcoGlobal Holdings Corporation (the "Company") on Form 10-K for the year ended June 30, 2011 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Werner, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


   ECOGLOBAL HOLDINGS CORPORATION

Date:  August31, 2011 By: /s/ Christopher Werner
      Christopher Werner
      Director, Chief Executive Officer,
      and Principal Financial Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ECOGLOBAL HOLDINGS CORPORATION and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

ARTICLES OF INCORPORATION
OF
GLOBAL GREEN HOLDINGS, LIMITED

KNOW ALL MEN BY THESE PRESENTS:

     That the undersigned incorporator, being a natural person of the age of eighteen (18) years or more, and desiring to form a corporation under the lawsof the State of Wisconsin, does hereby sign, verify and deliver in duplicate to the Secretary of State of the State of Wisconsin these Articles of Incorporation.

ARTICLE I

NAME

 Name of the corporation: GLOBAL GREEN HOLDINGS, LIMITED.

ARTICLE II

The corporation is organized under Ch. 180 of the Wisconsin Statutes.

ARTICLE III

Name of the initial registered agent: Gerard Werner

ARTICLE IV

Street address of the initial registered office:

2208 Pershing Avenue
Sheboygan, WI 53083
United States of America

ARTICLE V

Number of shares of stock the corporation shall be authorized to issue:

Number of Shares Authorized: 100,000,000
Class:  Common

ARTICLE VI

Name and complete address of each incorporator:

Gerard Werner
2208 Pershing Avenue
Sheboygan, WI 53083
United States of America

BYLAWS

OF

GLOBAL GREEN HOLDINGS, LIMITED

ARTICLE I

OFFICES

     Section 1.1 PRINCIPAL OFFICE. The principal office of the corporation shall be located in the City of Sheboygan, Wisconsin. The corporation may have such other offices, either within or outside of the State of Wisconsin, as the Board of Directors may designate, or as the business of the corporation may require from time to time.



     Section 1.2 REGISTERED OFFICE. The registered office of the corporation, required by the Wisconsin Business Corporation Act to be maintained in the State of Wisconsin, may be, but need not be, identical with the principal office.

ARTICLE II

SHAREHOLDERS

     Section 2.1 ANNUAL MEETING. The annual meeting of the shareholders shall be held on the last Tuesday of May in each year, commencing with the year 2001, at the hour of 10:00 A.M., or at such other time on such other day as shall be fixed by the Board of Directors, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the State of Wisconsin, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

     A shareholder may apply to the district court in the county in Wisconsin where the corporation's principal office is located or, if the corporation has no principal office in Wisconsin, to the district court of the county in which the corporation's registered office is located to seek an order that a shareholder meeting be held (i) if an annual meeting was not held within six months after the close of the corporation's most recently ended fiscal year or fifteen months after its last annual meeting, whichever is earlier, or (ii) if the shareholder participated in a proper call or of proper demand for a special meeting and notice of the special meeting was not given within thirty days after the date of the call or the date the last of the demands necessary to require calling of the meeting was received by the corporation in accordance with the notice.


     Section 2.2 SPECIAL MEETINGS. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the President or by the Board of Directors, and shall be called by the President upon the receipt of one or more written demands for a special meeting, stating the purpose or purposes for which it is to be held, signed and dated by the holders of shares representing at least ten percent of all the votes entitled to be cast on any issue proposed to be considered at the meeting.

     Section 2.3 PLACE OF MEETINGS. The Board of Directors may designate any place, either within or outside of the State of Wisconsin, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation in the State of Wisconsin.

     Section 2.4 NOTICE OF MEETING. Written notice stating the place, day and hour of the meeting of shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall, unless otherwise prescribed by statute, be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or the officer or other persons calling the meeting, to each shareholder of record entitled to vote at such meeting; provided, however, that if the number of authorized shares is to be increased, at least thirty days' notice shall be given.

     Notice of a special meeting shall include a description of the purpose or purposes of the meeting. Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except the purpose or purposes shall be stated with respect to (i) an amendment to the articles of incorporation of the corporation, (ii) a merger or share exchange in which the corporation is a party and, with respect to a share exchange, in which the corporation's shares will be acquired, (iii) a sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the corporation or of another entity which this corporation controls, in each case with or without the goodwill,
(iv) a dissolution of the corporation, or (v) any other purpose for which a statement of purpose is required by the Wisconsin Business Corporation Act.


     Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his address as it appears in the corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that such notice is in a comprehensible form, the notice is given and effective on the date received by the shareholder.

     If requested by the person or persons lawfully calling such meeting, the notice shall be given at corporate expense.

     When a meeting is adjourned to another date, time or place, notice need not be given of the new date, time or place if the new date, time or place of such meeting is announced before adjournment at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which may have been transacted at the original meeting. If the adjournment is for more than 120 days, or if a new record date is fixed for the adjourned meeting, a new notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting as of the new record date.

     A shareholder may waive notice of a meeting before or after the time and date of the meeting by a writing signed by such shareholder. Such waiver shall be delivered to the corporation for filing with the corporate records. Further, by attending a meeting either in person or by proxy, a shareholder waives objection to lack of notice or defective notice of the meeting unless the shareholder objects at the beginning of the meeting to the holding of the meeting or the transaction of business at the meeting because of lack of notice or defective notice. By attending the meeting, the shareholder also waives any objection to consideration in the meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the shareholder objects to considering the matter when it is presented.

     No notice need be sent to any shareholder if three successive notices mailed to the last known address of such shareholder have been returned as undeliverable until such time as another address for such shareholder is made known to the corporation by such shareholder. In order to be entitled to receive notice of any meeting, a shareholder shall advise the corporation in writing of any change in such shareholder's mailing address as shown on the corporation's books and records.

     Section 2.5 MEETING OF ALL SHAREHOLDERS. If all of the shareholders shall meet at any time and place, either within or outside of the State of Wisconsin, and consent to the holding of a meeting at such time and place, such meeting shall be valid without call or notice, and at such meeting any corporate action may be taken.

     Section 2.6 CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any distribution, or in order to make a determination of shareholders for any other purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed for a stated period but not to exceed, in any case, seventy days. If the share transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a distribution, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such distribution is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof unless the meeting is adjourned to a date more than one hundred twenty days after the date fixed for the original meeting, in which case the Board of Directors shall make a new determination as provided in this section.



     Section 2.7 VOTING RECORD. The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten days before such meeting of shareholders, a complete record of the shareholders entitled to vote at each meeting of shareholders or any adjournment thereof, arranged by voting groups and within each voting group by class or series of shares, in alphabetical order within each class or series, with the address of and the number of shares held by each shareholder in each class or series. For a period beginning the earlier of ten days before the meeting for which the record was prepared or two business days after notice of the meeting is given and continuing through the meeting, the record shall be kept on file at the principal office of the corporation or at a place identified in the notice of the meeting in the city where the meeting will be held, whether within or outside of the State of Wisconsin, and shall be subject to inspection by any shareholder upon written demand at any time during usual business hours. Such record shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purposes thereof.

     The original stock transfer books shall be the prima facie evidence as to who are the shareholders entitled to examine the record or transfer books or to vote at any meeting of shareholders.

     Section 2.8 QUORUM. A majority of the votes entitled to be cast on the matter by a voting group, represented in person or by proxy, constitutes a quorum of that voting group for action on that matter. If no specific voting group is designated in the Articles of Incorporation or under the Wisconsin Business Corporation Act for a particular matter, all outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a voting group. In the absence of a quorum at any such meeting, a majority of the shares so represented may adjourn the meeting from time to time for a period not to exceed one hundred twenty days without further notice. However, if the adjournment is for more than one hundred twenty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting.

     At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal during such meeting of that number of shareholders whose absence would cause there to be less than a quorum.

     Section 2.9 MANNER OF ACTING. If a quorum is present, an action is approved if the votes cast favoring the action exceed the votes cast within the voting group opposing the action and such action shall be the act of the shareholders, unless the vote of a greater proportion or number or voting by groups is otherwise required by the Wisconsin Business Corporation Act, the Articles of Incorporation or these Bylaws.

     Section 2.10 PROXIES. At all meetings of shareholders a shareholder may vote by proxy by signing an appointment form or similar writing, either personally or by his or her duly authorized attorney-in-fact. A shareholder may also appoint a proxy by transmitting or authorizing the transmission of a telegram, teletype, or other electronic transmission providing a written statement of the appointment to the proxy, a proxy solicitor, proxy support service organization, or other person duly authorized by the proxy to receive appointments as agent for the proxy, or to the corporation. The transmitted appointment shall set forth or be transmitted with written evidence from which it can be determined that the shareholder transmitted or authorized the transmission of the appointment. The proxy appointment form or similar writing shall be filed with the secretary of the corporation before or at the time of the meeting. The appointment of a proxy is effective when received by the corporation and is valid for eleven months unless a different period is expressly provided in the appointment form or similar writing.

     Any complete copy, including an electronically transmitted facsimile, of an appointment of a proxy may be substituted for or used in lieu of the original appointment for any purpose for which the original appointment could be used.

     Revocation of a proxy does not affect the right of the corporation to accept the proxy's authority unless (i) the corporation had notice that the appointment was coupled with an interest and notice that such interest is extinguished is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his or her authority under the appointment, or (ii) other notice of the revocation of the appointment is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his or her authority under the appointment. Other notice of revocation may, in the discretion of the corporation, be deemed to include the appearance at a shareholders' meeting of the shareholder who granted the proxy and his or her voting in person on any matter subject to a vote at such meeting.

     The death or incapacity of the shareholder appointing a proxy does not affect the right of the corporation to accept the proxy's authority unless notice of the death or incapacity is received by the secretary or other officer or agent authorized to tabulate votes before the proxy exercises his or her authority under the appointment.

     The corporation shall not be required to recognize an appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder (including a shareholder who is a successor to the shareholder who granted the proxy) either personally or by his or her attorney-in-fact, notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

     Section 2.11 VOTING OF SHARES. Unless otherwise provided by these Bylaws or the Articles of Incorporation, each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders, and each fractional share shall be entitled to a corresponding fractional vote on each such matter. Only shares are entitled to vote.

     Section 2.12 VOTING OF SHARES BY CERTAIN SHAREHOLDERS. If the name on a vote, consent, waiver, proxy appointment, or proxy appointment revocation corresponds to the name of a shareholder, the corporation, if acting in good faith, is entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and give it effect as the act of the shareholder.

     If the name signed on a vote, consent, waiver, proxy appointment or proxy appointment revocation does not correspond to the name of a shareholder, the corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, proxy appointment or proxy appointment revocation and to give it effect as the act of the shareholder if:

     (i) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity;

     (ii) the name signed purports to be that of an administrator, executor, guardian or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

     (iii) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

     (iv) the name signed purports to be that of a pledgee, beneficial owner or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, proxy appointment or proxy appointment revocation;

     (v) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-tenants or fiduciaries, and the person signing appears to be acting on behalf of all the co-tenants or fiduciaries; or

     (vi) the acceptance of the vote, consent, waiver, proxy appointment or proxy appointment revocation is otherwise proper under rules established by the corporation that are not inconsistent with this Section 2.12.

     The corporation is entitled to reject a vote, consent, waiver, proxy appointment or proxy appointment revocation if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

     Neither the corporation nor any of its directors, officers, employees, or agents who accepts or rejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this Section is liable in damages for the consequences of the acceptance or rejection.

     Redeemable shares are not entitled to be voted after notice of redemption is mailed to the holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company or other financial institution under an irrevocable obligation to pay the holders of the redemption price on surrender of the shares.

     Section 2.13 ACTION BY SHAREHOLDERS WITHOUT A MEETING. Unless the Articles of Incorporation or these Bylaws provide otherwise, action required or permitted to be taken at a meeting of shareholders may be taken without a meeting if the action is evidenced by one or more written consents describing the action taken, signed by each shareholder entitled to vote and delivered to the Secretary of the corporation for inclusion in the minutes or for filing with the corporate records. Action taken under this section is effective when all shareholders entitled to vote have signed the consent, unless the consent specifies a different effective date.

     Any such writing may be received by the corporation by electronically transmitted facsimile or other form of wire or wireless communication providing the corporation with a complete copy thereof, including a copy of the signature thereto. The shareholder so transmitting such a writing shall furnish an original of such writing to the corporation, but the failure of the corporation to receive or record such original writing shall not affect the action so taken.

     The record date for determining shareholders entitled to take action without a meeting shall be the date the written consent is first received by the corporation.

     Section 2.14 VOTING BY BALLOT. Voting on any question or in any election may be by voice vote unless the presiding officer shall order or any shareholder shall demand that voting be by ballot.

     Section 2.15 NO CUMULATIVE VOTING. No shareholder shall be permitted to cumulate his or her votes.

     Section 2.16 WAIVER OF NOTICE. When any notice is required to be given to any shareholder, a waiver thereof in writing signed by the person entitled to such notice, whether before, at, or after the time stated therein, shall be equivalent to the giving of such notice.

    The attendance of a shareholder at any meeting shall constitute a waiver of notice, waiver of objection to defective notice of such meeting, or a waiver of objection to the consideration of a particular matter at the shareholder meeting unless the shareholder, at the beginning of the meeting, objects to the holding of the meeting, the transaction of business at the meeting, or the consideration of a particular matter at the time it is presented at the meeting.

     Section 2.17 PARTICIPATION BY ELECTRONIC MEANS. Any shareholder may participate in any meeting of the shareholders by means of telephone conference or similar communications equipment by which all persons participating in the meeting can hear each other at the same time. Such participation shall constitute presence in person at the meeting.

ARTICLE III

BOARD OF DIRECTORS

     Section 3.1 GENERAL POWERS. The business and affairs of the corporation shall be managed by its Board of Directors.

     Section 3.2 PERFORMANCE OF DUTIES. A director of the corporation shall perform his or her duties as a director, including his or her duties as a member of any committee of the board upon which he or she may serve, in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports, or statements, including financial statements and other financial data, in each case prepared or presented by persons and groups listed in paragraphs (a),
(b), and (c) of this Section 3.2; but he or she shall not be considered to be acting in good faith if he or she has knowledge concerning the matter in question that would cause such reliance to be unwarranted. A person who so performs his or her other duties shall not have any liability by reason of being or having been a director of the corporation. Those persons and groups on whose information, opinions, reports, and statements a director is entitled to rely are:

     (a) One or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented;


     (b) Legal counsel, public accountants, or other persons as to matters which the director reasonably believes to be within such persons' professional or expert competence; or

     (c) A committee of the board upon which he or she does not serve, duly designated in accordance with the provision of the Articles of Incorporation or the Bylaws, as to matters within its designated authority, which committee the director reasonably believes to merit confidence.

     Section 3.3 NUMBER, TENURE AND QUALIFICATIONS. The number of directors of the corporation shall be fixed from time to time by resolution of the Board of Directors, but in no instance shall there be less than one director. Each director shall hold office as prescribed by written agreement, or until the next annual meeting of shareholders, or until his or her successor shall have been elected and qualified. Directors need not be residents of the State of Wisconsin or shareholders of the corporation.

     There shall be a Chairman of the Board, who has been elected from among the directors. He or she shall preside at all meetings of the stockholders and of the Board of Directors. He or she shall have such other powers and duties as may be prescribed by the Board of Directors.


     Section 3.4 REGULAR MEETINGS. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Wisconsin, for the holding of additional regular meetings without other notice than such resolution.

     Section 3.5 SPECIAL MEETINGS. Special meetings of the Board of Directors may be called by or at the request of the President or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Wisconsin, as the place for holding any special meeting of the Board of Directors called by them.


     Section 3.6 NOTICE. Written notice of any special meeting of directors shall be given as follows:

     By mail to each director at his or her business address at least two days prior to the meeting; or

     By personal delivery, facsimile or telegram at least twenty-four hours prior to the meeting to the business address of each director, or in the event such notice is given on a Saturday, Sunday or holiday, to the residence address of each director. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, so addressed, with postage thereon prepaid. If notice is given by facsimile, such notice shall be deemed to be delivered when a confirmation of the transmission of the facsimile has been received by the sender. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company.

     Any director may waive notice of any meeting.

     The attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

     When any notice is required to be given to a director, a waiver thereof in writing signed by such director, whether before, at or after the time stated therein, shall constitute the giving of such notice.

     Section 3.7 QUORUM. A majority of the number of directors fixed by or pursuant to Section 3.2 of this Article III, or if no such number is fixed, a majority of the number of directors in office immediately before the meeting begins, shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.


     Section 3.8 MANNER OF ACTING. Except as otherwise required by law or by the Articles of Incorporation, the affirmative vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Section 3.9 INFORMAL ACTION BY DIRECTORS OR COMMITTEE MEMBERS. Unless the Articles of Incorporation or these By-laws provide otherwise, any action required or permitted to be taken at a meeting of the board of directors or any committee designated by said board may be taken without a meeting if the action is evidenced by one or more written consents describing the action taken, signed by each director or committee member, and delivered to the Secretary for inclusion in the minutes or for filing with the corporate records. Action taken under this section is effective when all directors or committee members have signed the consent, unless the consent specifies a different effective date. Such consent has the same force and effect as a unanimous vote of the directors or committee members and may be stated as such in any document.

     Section 3.10 PARTICIPATION BY ELECTRONIC MEANS. Any members of the Board of Directors or any committee designated by such Board may participate in a meeting of the Board of Directors or committee by means of telephone conference or similar communications equipment by which all persons participating in the meeting can hear each other at the same time. Such participation shall constitute presence in person at the meeting.

     Section 3.11 VACANCIES. Any vacancy on the Board of Directors may be filled by the affirmative vote of a majority of the shareholders or the Board of Directors. If the directors remaining in office constitute fewer than a quorum of the board, the directors may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office.

     If elected by the directors, the director shall hold office until the next annual shareholders' meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his or her predecessor in office; except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold the office for the unexpired term of the last predecessor elected by the shareholders.


     If the vacant office was held by a director elected by a voting group of shareholders, only the holders of shares of that voting group are entitled to vote to fill the vacancy if it is filled by the shareholders, and, if one or more of the remaining directors were elected by the same voting group, only such directors are entitled to vote to fill the vacancy if it is filled by the directors.

     Section 3.12 RESIGNATION. Any director of the corporation may resign at any time by giving written notice to the Secretary of the corporation. The resignation of any director shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. When one or more directors shall resign from the board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective.

     Section 3.13 REMOVAL. Subject to any limitations contained in the Articles of Incorporation, any director or directors of the corporation may be removed at any time, with or without cause, in the manner provided in the Wisconsin Business Corporation Act.

     Section 3.14 COMMITTEES. By resolution adopted by a majority of the Board of Directors, the directors may designate two or more directors to constitute a committee, any of which shall have such authority in the management of the corporation as the Board of Directors shall designate and as shall be prescribed by the Wisconsin Business Corporation Act and Article XI of these Bylaws.

     Section 3.15 COMPENSATION. By resolution of the Board of Directors and irrespective of any personal interest of any of the members, or the Board of Directors, each director may be paid his or her expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the Board of Directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.


     Section 3.16 PRESUMPTION OF ASSENT. A director of the corporation who is present at a meeting of the Board of Directors or committee of the board at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless (i) the director objects at the beginning of the meeting, or promptly upon his or her arrival, to the holding of the meeting or the transaction of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting, (ii) the director contemporaneously requests that his or her dissent or abstention as to any specific action taken be entered in the minutes of the meeting, or (iii) the director causes written notice of his or her dissent or abstention as to any specific action to be received by the presiding officer or the meeting before its adjournment or by the corporation promptly after the adjournment of the meeting. A director may dissent to a specific action at a meeting, while assenting to others. The right to dissent to a specific action taken at a meeting of the Board of Directors or a committee of the board shall not be available to a director who voted in favor of such action.

ARTICLE IV

OFFICERS

     Section 4.1 NUMBER. The officers of the corporation shall be a President, a Secretary, and a Treasurer, each of whom must be a natural person who is eighteen years or older and shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person.

     Section 4.2 ELECTION AND TERM OF OFFICE. The officers of the corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after the annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as practicable. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his or her death or until he shall resign or shall have been removed in the manner hereinafter provided.


     Section 4.3 REMOVAL AND RESIGNATION. Any officer or agent may be removed by the Board of Directors at any time, with or without cause, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

     An officer or agent may resign at any time by giving written notice of resignation to the Secretary of the corporation. The resignation is effective when the notice is received by the corporation unless the notice specifies a later effective date.

     Section 4.4 VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

     Section 4.5 PRESIDENT. The President shall be the chief executive officer of the corporation and, subject to the control of the Board of Directors, shall, in general, supervise and control all of the business and affairs of the corporation. He or she shall, when present, and in the absence of a Chair of the Board, preside at all meetings of the shareholders and of the Board of Directors. He or she may sign, with the Secretary or any other proper officer of the corporation thereunto authorized by the Board of Directors, certificates for shares of the corporation and deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time.

     Section 4.6 VICE PRESIDENT. If elected or appointed by the Board of Directors, the Vice President (or in the event there be more than one vice president, the vice presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall, in the absence of the President or in the event of his or her death, inability or refusal to act, perform all duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Any Vice President may sign, with the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

     Section 4.7 SECRETARY. The Secretary shall: (a) prepare and maintain as permanent records the minutes of the proceedings of the shareholders and the Board of Directors, a record of all actions taken by the shareholders or Board of Directors without a meeting, a record of all actions taken by a committee of the Board of Directors in place of the Board of Directors on behalf of the corporation, and a record of all waivers of notice and meetings of shareholders and of the Board of Directors or any committee thereof (b) ensure that all notices are duly given in accordance with the provisions of these Bylaws and as required by law, (c) serve as custodian of the corporate records and of the seal of the corporation and affix the seal to all documents when authorized by the Board of Directors, (d) keep at the corporation's registered office or principal place of business a record containing the names and addresses of all shareholders in a form that permits preparation of a list of shareholders arranged by voting group and by class or series of shares within each voting group, that is alphabetical within each class or series and that shows the address of, and the number of shares of each class or series held by, each shareholder, unless such a record shall be kept at the office of the corporation's transfer agent or registrar, (e) maintain at the corporation's principal office the originals or copies of the corporation's Articles of Incorporation, Bylaws, minutes of all shareholders' meetings and records of all action taken by shareholders without a meeting for the past three years, all written communications within the past three years to shareholders as a group or to the holders of any class or series of shares as a group, a list of the names and business addresses of the current directors and officers, a copy of the corporation's most recent corporate report filed with the Secretary of State, and financial statements showing in reasonable detail the corporation's assets and liabilities and results of operations for the last three years, (f) have general charge of the stock transfer books of the corporation, unless the corporation has a transfer agent, (g) authenticate records of the corporation, and (h) in general, perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of the Board of Directors. Assistant Secretaries, if any, shall have the same duties and powers, subject to supervision by the Secretary. The directors and/or shareholders may however respectively designate a person other than the Secretary or Assistant Secretary to keep the minutes of their respective meetings.

     Any books, records, or minutes of the corporation may be in written form or in any form capable of being converted into written form within a reasonable time.

     Section 4.8 TREASURER. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; (b) receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article V of these Bylaws; and
(c) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the President or by the Board of Directors.

     Section 4.9 ASSISTANT SECRETARIES AND ASSISTANT TREASURERS.
The Assistant Secretaries, when authorized by the Board of Directors, may sign with the Chair or Vice Chair of the Board of Directors or the President or a Vice President certificates for shares of the corporation the issuance of which shall have been authorized by a resolution of the Board of Directors. The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the President or the Board of Directors.

     Section 4.10 BONDS. If the Board of Directors by resolution shall so require, any officer or agent of the corporation shall give bond to the corporation in such amount and with such surety as the Board of Directors may deem sufficient, conditioned upon the faithful performance of their respective duties and offices.

     Section 4.11 SALARIES. The salaries of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.


ARTICLE V

CONTRACTS, LOANS, CHECKS AND DEPOSITS

     Section 5.1 CONTRACTS. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

     Section 5.2 LOANS. No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

     Section 5.3 CHECKS, DRAFTS, ETC. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

     Section 5.4 DEPOSITS. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select.

ARTICLE VI

SHARES, CERTIFICATES FOR SHARES
AND TRANSFER OF SHARES

     Section 6.1 REGULATION. The Board of Directors may make such rules and regulations as it may deem appropriate concerning the issuance, transfer and registration of certificates for shares of the corporation, including the appointment of transfer agents and registrars.

     Section 6.2 SHARES WITHOUT CERTIFICATES. Unless otherwise provided by the Articles of Incorporation or these Bylaws, the board of directors may authorize the issuance of any of its classes or series of shares without certificates. Such authorization shall not affect shares already represented by certificates until they are surrendered to the corporation.

     Within a reasonable time following the issue or transfer of shares without certificates, the corporation shall send the shareholder a complete written statement of the information required on certificates by the Wisconsin Business Corporation Act.

     Section 6.3 CERTIFICATES FOR SHARES. If shares of the corporation are represented by certificates, the certificates shall be respectively numbered serially for each class of shares, or series thereof, as they are issued, shall be impressed with the corporate seal or a facsimile thereof, and shall be signed by the Chair or Vice Chair of the Board of Directors or by the President or a Vice President and by the Treasurer or an Assistant Treasurer or by the Secretary or an Assistant Secretary; provided that such signatures may be facsimile if the certificate is countersigned by a transfer agent, or registered by a registrar other than the corporation itself or its employee. Each certificate shall state the name of the corporation, the fact that the corporation is organized or incorporated under the laws of the State of Wisconsin, the name of the person to whom issued, the date of issue, the class (or series of any class), and the number of shares represented thereby. A statement of the designations, preferences, qualifications, limitations, restrictions and special or relative rights of the shares of each class shall be set forth in full or summarized on the face or back of the certificates which the corporation shall issue, or in lieu thereof, the certificate may set forth that such a statement or summary will be furnished to any shareholder upon request without charge. Each certificate shall be otherwise in such form as may be prescribed by the Board of Directors and as shall conform to the rules of any stock exchange on which the shares may be listed.

     The corporation shall not issue certificates representing fractional shares and shall not be obligated to make any transfers creating a fractional interest in a share of stock. The corporation may, but shall not be obligated to, issue scrip in lieu of any fractional shares, such scrip to have terms and conditions specified by the Board of Directors.

     Section 6.4 CANCELLATION OF CERTIFICATES. All certificates surrendered to the corporation for transfer shall be canceled and no new certificates shall be issued in lieu thereof until the former certificate for a like number of shares shall have been surrendered and canceled, except as herein provided with respect to lost, stolen or destroyed certificates.


     Section 6.5 LOST, STOLEN OR DESTROYED CERTIFICATES. Any shareholder claiming that his certificate for shares is lost, stolen or destroyed may make an affidavit or affirmation of that fact and lodge the same with the Secretary of the corporation, accompanied by a signed application for a new certificate.

Thereupon, and upon the giving of a satisfactory bond of indemnity to the corporation not exceeding an amount double the value of the shares as represented by such certificate (the necessity for such bond and the amount required to be determined by the President and Treasurer of the corporation), a new certificate may be issued of the same tenor and representing the same number, class and series of shares as were represented by the certificate alleged to be lost, stolen or destroyed.

     Section 6.6 TRANSFER OF SHARES. Subject to the terms of any shareholder agreement relating to the transfer of shares or other transfer restrictions contained in the Articles of Incorporation or authorized therein, shares of the corporation shall be transferable on the books of the corporation by the holder thereof in person or by his duly authorized attorney, upon the surrender and cancellation of a certificate or certificates for a like number of shares. Upon presentation and surrender of a certificate for shares properly endorsed and payment of all taxes therefor, the transferee shall be entitled to a new certificate or certificates in lieu thereof. As against the corporation, a transfer of shares can be made only on the books of the corporation and in the manner hereinabove provided, and the corporation shall be entitled to treat the holder of record of any share as the owner thereof and shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the statutes of the State of Wisconsin.

ARTICLE VII

FISCAL YEAR

     The fiscal year of the corporation shall end on the 30th day of June in each calendar year.


ARTICLE VIII

DISTRIBUTIONS

     The Board of Directors may from time to time declare, and the corporation may pay, distributions on its outstanding shares in the manner and upon the terms and conditions provided by the Wisconsin Business Corporation Act and its Articles of Incorporation.

ARTICLE IX

CORPORATE SEAL

     The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation and the state of incorporation and the words "CORPORATE SEAL."

ARTICLE X

     The Board of Directors shall have power, to the maximum extent permitted by the Wisconsin Business Corporation Act, to make, amend and repeal the Bylaws of the corporation at any regular or special meeting of the board unless the shareholders, in making, amending or repealing a particular Bylaw, expressly provide that the directors may not amend or repeal such Bylaw. The shareholders also shall have the power to make, amend or repeal the Bylaws of the corporation at any annual meeting or at any special meeting called for that purpose.

AMENDMENTS

ARTICLE XI

EXECUTIVE COMMITTEE

     Section 11.1 APPOINTMENT. The Board of Directors by resolution adopted by a majority of the full Board, may designate two or more of its members to constitute an Executive Committee. The designation of such Committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.


     Section 11.2 AUTHORITY. The Executive Committee, when the Board of Directors is not in session, shall have and may exercise all of the authority of the Board of Directors except to the extent, if any, that such authority shall be limited by the resolution appointing the Executive Committee and except also that the Executive Committee shall not have the authority of the Board of Directors in reference to authorizing distributions, filling vacancies on the Board of Directors, authorizing reacquisition of shares, authorizing and determining rights for shares, amending the Articles of Incorporation, adopting a plan of merger or consolidation, recommending to the shareholders the sale, lease or other disposition of all or substantially all of the property and assets of the corporation otherwise than in the usual and regular course of its business, recommending to the shareholders a voluntary dissolution of the corporation or a revocation thereof, or amending the Bylaws of the corporation.

     Section 11.3 TENURE AND QUALIFICATIONS. Each member of the Executive Committee shall hold office until the next regular annual meeting of the Board of Directors following his or her designation and until his or her successor is designated as a member of the Executive Committee and is elected and qualified.

     Section 11.4 MEETINGS. Regular meetings of the Executive Committee may be held without notice at such time and places as the Executive Committee may fix from time to time by resolution. Special meetings of the Executive Committee may be called by any member thereof upon not less than one day's notice stating the place, date and hour of the meeting, which notice may be written or oral, and if mailed, shall be deemed to be delivered when deposited in the United States mail addressed to the member of the Executive Committee at his or her business address. Any member of the Executive Committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the Executive Committee need not state the business proposed to be transacted at the meeting.

     Section 11.5 QUORUM. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business at any meeting thereof, and action of the Executive Committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

     Section 11.6 INFORMAL ACTION BY EXECUTIVE COMMITTEE. Any action required or permitted to be taken by the Executive Committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the members of the Executive Committee entitled to vote with respect to the subject matter thereof.

     Section 11.7 VACANCIES. Any vacancy in the Executive Committee may be filled by a resolution adopted by a majority of the full Board of Directors.

     Section 11.8 RESIGNATIONS AND REMOVAL. Any member of the Executive Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board of Directors. Any member of the Executive Committee may resign from the Executive Committee at any time by giving written notice to the President or Secretary of the corporation, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 11.9 PROCEDURE. The Executive Committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these Bylaws. It shall keep regular minutes of its proceedings and report the same to the Board of Directors for its information at the meeting thereof held next after the proceedings shall have been taken.

ARTICLE XII

EMERGENCY BY-LAWS

     The Emergency Bylaws provided in this Article XII shall be operative during any emergency in the conduct of the business of the corporation resulting from a catastrophic event that prevents the normal functioning of the offices of the Corporation, notwithstanding any different provision in the preceding articles of the Bylaws or in the Articles of Incorporation of the corporation or in the Wisconsin Business Corporation Act. To the extent not inconsistent with the provisions of this Article, the Bylaws provided in the preceding articles shall remain in effect during such emergency and upon its termination the Emergency Bylaws shall cease to be operative.

     During any such emergency:

     (a) A meeting of the Board of Directors may be called by any officer or director of the corporation. Notice of the time and place of the meeting shall be given by the person calling the meeting to such of the directors as it may be feasible to reach by any available means of communication. Such notice shall be given at such time in advance of the meeting as circumstances permit in the judgment of the person calling the meeting.

     (b) At any such meeting of the Board of Directors, a quorum shall consist of the number of directors in attendance at such meeting.

     (c) The Board of Directors, either before or during any such emergency, may, effective in the emergency, change the principal office or designate several alternative principal offices or regional offices, or authorize the officers so to do.

     (d) The Board of Directors, either before or during any such emergency, may provide, and from time to time modify, lines of succession in the event that during such an emergency any or all officers or agents of the corporation shall for any reason be rendered incapable of discharging their duties.

     (e) No officer, director or employee acting in accordance with these Emergency Bylaws shall be liable except for willful misconduct.

     (f) These Emergency Bylaws shall be subject to repeal or change by further action of the Board of Directors or by action of the shareholders, but no such repeal or change shall modify the provisions of the next preceding paragraph with regard to action taken prior to the time of such repeal or change. Any amendment of these Emergency Bylaws may make any further or different provision that may be practical and necessary for the circumstances of the emergency.



CERTIFICATE

     I hereby certify that the foregoing Amended Bylaws constitute the Bylaws of Global Green Holdings, Limited, adopted by the Board of Directors and Shareholders of the corporation as of July 23, 2009.


/s/ Gerard Werner
_______________________________
GERARD WERNER
President

UNANIMOUS CONSENT MINUTES OF
THE BOARD OF DIRECTORS OF

Global Green Holdings, Limited
July 23, 2009

     Pursuant to the provisions of the Wisconsin Business Corporation Act, the undersigned, being all of the Directors of GLOBAL GREEN HOLDINGS, Limited, do hereby waive any and all notice that may be required to be given with respect to a meeting of the Directors of the Corporation and do hereby unanimously take, ratify, confirm and approve the following actions, as of July 23, 2009:

1.RESOLVED, that these Minutes of action shall constitute the record of an Annual Meeting of the Board of Directors of GLOBAL GREEN HOLDINGS, Limited, and when signed by all of the Directors, the Secretary of the Corporation, or any other proper officer, is hereby authorized to certify any of the actions hereinafter taken of this Corporation, on the date hereof, in accordance with the requirements established by law.

2.RESOLVED, that the following provision is hereby adopted for the purpose of defining, limiting and regulating the powers of the Corporation and of the directors and stockholders:

The Board of Directors of the Corporation is hereby empowered to fix the value of and to authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class or classes, whether now or hereafter authorized.

3.RESOLVED, that all other actions taken by the officers of the Corporation since the date of the last Annual Minutes of the Board of Directors are hereby ratified, approved and confirmed.

IN WITNESS WHEREOF, the undersigned Director has evidenced his approval of the above proceedings as of the date first above mentioned.

/s/ Gerard Werner
_____________________________
GERARD WERNER

UNANIMOUS CONSENT MINUTES OF
THE BOARD OF DIRECTORS OF
GLOBAL GREEN HOLDINGS, Limited
July 23, 2009

     Pursuant to the provisions of the Wisconsin Business Corporation Act, the undersigned, being all of the Directors of GLOBAL GREEN HOLDINGS, Limited, do hereby waive any and all notice that may be required to be given with respect to a meeting of the Directors of the Corporation and do hereby unanimously take,ratify, confirm and approve the following actions, as of July 23, 2009:

1.RESOLVED, that these Minutes of action shall constitute the record of an Annual Meeting of the Board of Directors of GLOBDL GREEN HOLDINGS, Limited, and when signed by all of the Directors, the Secretary of the Corporation, or any other proper officer, is hereby authorized to certify any of the actions hereinafter taken of this Corporation, on the date hereof, in accordance with the requirements established by law.

2.RESOLVED, that the following provision is hereby adopted for the purpose of defining, limiting and regulating the powers of the Corporation and of the directors and stockholders:

The Board of Directors may classify or reclassify any unissued stock by setting or changing in any one or more respects, from time to time before issuance of such stock, the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of such stock.

3.RESOLVED, that all other actions taken by the officers of the Corporation since the date of the last Annual Minutes of the Board of Directors are hereby ratified, approved and confirmed.

IN WITNESS WHEREOF, the undersigned Directors has evidenced his approval of the above proceedings as of the date first above mentioned.

/s/ Gerard Werner
____________________________
GERARD WERNER

UNANIMOUS CONSENT MINUTES OF
THE BOARD OF DIRECTORS OF
GLOBAL GREEN HOLDINGS, Limited
July 23, 2009

     Pursuant to the provisions of the Wisconsin Business Corporation Act, the undersigned, being all of the Directors of GLOBAL GREEN HOLDINGS, Limited, do hereby waive any and all notice that may be required to be given with respect toa meeting of the Directors of the Corporation and do hereby unanimously take,ratify, confirm and approve the following actions, as of July 23, 2009:

1.RESOLVED, that these Minutes of action shall constitute the record of an Annual Meeting of the Board of Directors of GLOBAL GREEN HOLDINGS, Limited, and when signed by all of the Directors, the Secretary of the Corporation, or any other proper officer, is hereby authorized to certify any of the actions hereinafter taken of this Corporation, on the date hereof, in accordance with the requirements established by law.

2.RESOLVED, that the following provision is hereby adopted for the purpose of defining, limiting and regulating the powers of the Corporation and of the directors and stockholders:

The Corporation shall issue shares of stock of any class now or hereafter authorized, or any securities exchangeable for, or convertible into such shares, or warrants or other instruments evidencing rights or options to subscribe for, or otherwise acquire such shares, only if the issuance of such shares or such securities exchangeable for, or convertible into such shares, or such warrants or any other instruments evidencing rights or options to subscribe for, purchase or otherwise acquire such shares, shall be authorized by the unanimous vote of all of the directors comprising the Board of Directors of the Corporation.

In the event that the issuance of such shares, or such securities exchangeable for, or convertible into such shares, or such warrants or any other instruments evidencing rights or options to subscribe for, purchase or otherwise acquire such shares, shall be authorized by the unanimous vote of all of the directors comprising the Board of Directors of the Corporation, the issuance of such shares or such securities exchangeable for, or convertible into such shares, or such warrants or, any other instruments evidencing rights or options to subscribe for, purchase or otherwise acquire such shares, shall be made for such consideration as the Board of Directors of the Corporation by the unanimous vote of all of the directors thereof shall deem advisable.

3.RESOLVED, that all other actions taken by the officers of the Corporation since the date of the last Annual Minutes of the Board of Directors are hereby ratified, approved and confirmed.

     IN WITNESS WHEREOF, the undersigned Director has evidenced his approval of the above proceedings as of the date first above mentioned.


/s/ Gerard Werner
____________________________
GERARD WERNER

UNANIMOUS CONSENT MINUTES OF
THE BOARD OF DIRECTORS OF

GLOBAL GREEN HOLDINGS, Limited
July 23, 2009

     Pursuant to the provisions of the Wisconsin Business Corporation Act, the undersigned, being all of the Directors of GLOBAL GREEN HOLDINGS, Limited, do hereby waive any and all notice that may be required to be given with respect to a meeting of the Directors of the Corporation and do hereby unanimously take, ratify, confirm and approve the following actions, as of July 23, 2009:

1.RESOLVED, that these Minutes of action shall constitute the record of an Annual Meeting of the Board of Directors of GLOBAL GREEN HOLDINGS, Limited, and when signed by all of the Directors, the Secretary of the Corporation, or any other proper officer, is hereby authorized to certify any of the actions hereinafter taken of this Corporation, on the date hereof, in accordance with the requirements established by law.

2.RESOLVED, that newly created directorships resulting from any increase of the authorized number of Directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the remaining Directors, though less than a quorum, and the Directors so chosen shall hold office for a term expiring at the next annual meeting of shareholders at which a successor shall be elected and shall qualify. The shareholders shall not be entitled to fill a vacancy created on the Board of Directors.

3.RESOLVED, that all other actions taken by the officers of the Corporation since the date of the last Annual Minutes of the Board of Directors are hereby ratified, approved and confirmed.

     IN WITNESS WHEREOF, the undersigned Directors have evidenced their approval of the above proceedings as of the date first above mentioned.

/s/ Gerard Werner
_________________________
GERARD WERNER

UNANIMOUS CONSENT MINUTES OF
THE BOARD OF DIRECTORS OF
GLOBAL GREEN HOLDINGS, Limited
July 23, 2009

     Pursuant to the provisions of the Wisconsin Business Corporation Act, the undersigned, being all of the Directors of GLOBAL GREEN HOLDINGS, Limited, do hereby waive any and all notice that may be required to be given with respect to a meeting of the Directors of the Corporation and do hereby unanimously take,ratify, confirm and approve the following actions, as of July 23, 2009:

1.RESOLVED, that these Minutes of action shall constitute the record of an Annual Meeting of the Board of Directors of GLOBAL GREEN HOLDINGS, Limited, and when signed by all of the Directors, the Secretary of the Corporation, or any other proper officer, is hereby authorized to certify any of the actions hereinafter taken of this Corporation, on the date hereof, in accordance with the requirements established by law.

2.RESOLVED, that the officers shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, except where a longer term is expressly provided in an employment contract duly authorized and approved by the Board of Directors. In any such employment contract, an officer may be employed for a term in excess of one year and for so long a term as shall be determined by the Board of Directors otherwise in accordance with the Wisconsin Business Corporation Act.

3.RESOLVED, that all other actions taken by the officers of the Corporation since the date of the last Annual Minutes of the Board of Directors are hereby ratified, approved and confirmed.

     IN WITNESS WHEREOF, the undersigned Director has evidenced his approval of the above proceedings as of the date first above mentioned.


/s/ Gerard Werner

_________________________
GERARD WERNER

UNANIMOUS CONSENT MINUTES OF
THE BOARD OF DIRECTORS OF
GLOBAL GREEN HOLDINGS, Limited
July 23, 2009

     Pursuant to the provisions of the Wisconsin Business Corporation Act, the undersigned, being all of the Directors of GLOBAL GREEN HOLDINGS, Limited, do hereby waive any and all notice that may be required to be given with respect to a meeting of the Directors of the Corporation and do hereby unanimously take, ratify, confirm and approve the following actions, as of July 23, 2009:

1.RESOLVED, that these Minutes of action shall constitute the record of an Annual Meeting of the Board of Directors of GLOBAL GREEN HOLDINGS, Limited, and when signed by all of the Directors, the Secretary of the Corporation, or any other proper officer, is hereby authorized to certify any of the actions hereinafter taken of this Corporation, on the date hereof, in accordance with the requirements established by law.

2.RESOLVED, that Members of the Board of Directors and the shareholders at any annual or special meeting may participate in a meeting by means of a conference telephone, videolink or similar communications equipment if all persons participating in the meeting can hear and speak to each other at the same time. Participation in a meeting by these means constitutes presence in person at a meeting.

3.RESOLVED, that all other actions taken by the officers of the Corporation since the date of the last Annual Minutes of the Board of Directors are hereby ratified, approved and confirmed.

     IN WITNESS WHEREOF, the undersigned Director has evidenced his approval of the above proceedings as of the date first above mentioned.



/s/ Gerard Werner
_________________________
GERARD WERNER

GLOBAL GREEN HOLDINGS, LIMITED

     THIS PRE-INCORPORATION CONSULTATION AND
SUBSCRIPTION AGREEMENT ("Agreement") is made and entered into this 23rd day of July, 2009, by and between Gerard Werner, and Global Green:

     WHEREAS, the parties desire to form a corporation pursuant to the laws of the State of Wisconsin, under the name of GLOBAL GREEN HOLDINGS, LIMITED(the "Company"), to engage, in the business of acting as a capital market access vehicle by registering its securities with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934, and thereafter seeking to acquire one or more existing businesses through merger or acquisition; and

     WHEREAS, the parties desire to subscribe for the acquisition of stock to be issued upon formation of the Company, and have mutually agreed that the consideration for the issuance of such shares shall be pre-incorporation services and assistance to the Company relating to its formation, determination of an appropriate capital structure, and in developing its business plan.

     NOW, THEREFORE, in consideration of the foregoing, and in consideration of the mutual covenants and promises hereinafter set forth, it is agreed as follows:

1. Agreement to Form Corporation. The undersigned parties hereby agree to form a corporation pursuant to the laws of the State of Wisconsin, under the name of GLOBAL GREEN HOLDINGS, LIMITED (the "Company"). The corporation shall be formed for the purpose of acting as a capital market access vehicle by registering its securities with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934, and thereafter seeking to acquire one or more existing businesses through merger or acquisition.

2. Preincorporation Services. By execution of this Agreement, each of the undersigned hereby agrees to provide such services as may be necessary or appropriate prior to the incorporation of the Company, for purposes of determining the feasibility of, and completing, the Company's business plan, including, but not limited to, determining the Company's capital needs, establishing an appropriate capital structure, investigating the likelihood of finding a suitable merger or acquisition target, reviewing applicable legal and regulatory restrictions imposed by the Securities and Exchange Commission, the National Association of Securities Dealers, and other governmental or regulatory organizations, and the like.

3. Agreement to Serve as Incorporator. By execution of this Agreement, Gerard Werner hereby agrees to serve as incorporator of the Company and to provide services in conjunction with its incorporation and in conjunction with the preparation of all necessary organizational documents, including, but not limited to, articles of incorporation, bylaws, subscription agreements, organizational meeting minutes, and the like.

4. Agreement to Serve as Officers and Directors. By execution of this Agreement, Gerard Werner hereby agrees to serve as officer and director of the Company following its incorporation, and in that capacity, to assume responsibility for implementation of the Company's business plan.

5. Consideration. As consideration for the services described herein, upon formation of the Company, the undersigned shall cause the Company to issue and deliver to each of the parties hereto, and each of the parties hereto hereby agrees to accept the following as full consideration for the services rendered:


                       Description of
Name                   Securities            Value


Gerard Werner          1,710,000 Units         $1710

Total                  1,710,000 Units         $1710

<F1>Each unit consists of one share of Common Stock.

<F2>The agreed upon fair market value of the Units for purposes of this
Agreement is $0.001 per Unit. Accordingly, upon issuance such Units shall be valued on the books of the Company at $0.001 per Unit.

6. Exemption from Registration. The parties hereto intend and agree that this Agreement shall serve as a written compensatory contract which, upon formation of the Company, satisfies the requirements of Rule 701 adopted by the Securities and Exchange Commission under the Securities
Act of 1933, as amended. Accordingly, it is the intent of the parties that the exemption from registration provided by Rule 701 shall be applicable to the issuance of the Units.

7. Representations and Acknowledgments. The parties hereto make the following representations and acknowledgments:

(a) Neither the Units, nor the underlying securities shall, upon issuance, have been registered under the Securities Act of 1933, as amended (the "Act"), or under any State Blue Sky or securities laws and only the Company can register such securities under the Act or under applicable State Blue Sky or securities laws.

(b) Upon issuance, the Units and the underlying securities shall constitute "restricted securities" as that term is defined in Rule 144 under the Act.

(c) Following issuance, neither the Units nor the underlying securities may be sold or transferred for value without registration under the Securities Act of 1933, as amended, or under applicable State blue sky or securities laws, or in the absence of an opinion of counsel acceptable to the Company that such registration is not required under such Act or Acts, and it is not anticipated that the Company will, at any time, seek to register the Units or the underlying securities under the Act or under any applicable state blue sky or securities laws.

(d) Following its formation and the issuance of the Units, the Company may, from time to time, make stop transfer notations in the Company's records to assure compliance with the Act and any applicable State blue sky or securities laws.

(e) In accordance with the foregoing restrictions, the parties hereby agree that a legend substantially to the effect of the following may be placed upon all certificates representing the shares and the warrants comprising the Units:

"THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN
REGISTERED UNDER THE SECURITIES ACT OF 1933 OR UNDER
OTHER SECURITIES LAWS.  SUCH SECURITIES HAVE BEEN
ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD,
TRANSFERRED, PLEDGED OR HYPOTHECATED UNLESS (i)
THEY SHALL HAVE BEEN REGISTERED UNDER THE
SECURITIES ACT OF 1933 AND ANY APPLICABLE STATE
SECURITIES ACT, OR (ii) THE COMPANY SHALL HAVE BEEN
FURNISHED WITH AN OPINION OF COUNSEL, SATISFACTORY
TO COUNSEL FOR THE COMPANY, THAT REGISTRATION IS
NOT REQUIRED UNDER ANY OF SUCH ACTS."

(f) The parties hereto are acquiring the Units upon issuance solely for their own account and not on behalf of any other person.

(g) The parties hereto are acquiring the Units upon issuance for investment purposes and not with the present intent of reselling or otherwise distributing the Units or the underlying securities.

(h) By execution of this Agreement, the parties hereto agree to execute and deliver to the Company, following its formation, any document, or do any other act or thing, which the Company may reasonably request in connection with the acquisition of the Units.

8. Assignment. None of the parties hereto, or their heirs, executors, representatives or assigns shall sell, assign, create a security interest in, pledge, or otherwise transfer or encumber the Units to be issued hereunder, or the underlying securities, without the express prior written consent of each of the other parties hereto.

9. Wisconsin Law. This Agreement shall be governed by, and construed in accordance with the laws of the State of Wisconsin.

10. Binding Effect. This Agreement shall inure to the benefit of, and be binding upon the parties, and their respective heirs, executors, representatives and permitted assigns.

11. Entire Agreement. This Agreement supersedes all agreements previously made between the parties relating to its subject matter. There are no other understandings or agreements between the parties.

IN WITNESS WHEREOF, this Preincorporation Consultation and
Subscription Agreement Regarding GLOBAL GREEN HOLDINGS, LIMITED has been executed as of the day and year first above written.


/s/Gerard Werner

By:___________________
GERARD WERNER











Page 55