Form 10-Q
period 2011-09-30
EcoGlobal Holdings Corp
filed 2011-11-15
CIK 1497843

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
                           (Mark One)

       x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2011

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

Yes x No

The number of shares outstanding of issuer's common stock, no par value as of November 9, 2011: 2,000,000.

                                INDEX


                                                                Page


PART I - Financial Information                                     3

Item 1: Financial Statements                                       3

Condensed Balance Sheets as of September 30,
2011 (Unaudited) and June 30, 2011                                 3

Condensed Statements of Operations For the
Three Months Ended September 30, 2011 (Unaudited)                  4

Condensed Statements of Cash Flows for
theThree Months Ended September 30, 2011 (Unaudited)               5

Notes to Condensed Financial
Statements (Unaudited)                                             6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations                   7

Item 4T:   Controls and Procedures                                11

PART II - Other Information                                       11

Item 1: Legal Proceedings                                         11

Item 2: Unregistered Sales of Equity Securities
and Use of Proceeds                                               11

Item 3:  Defaults Upon Senior Securities                          12

Item 5: Other Information                                         12

Item 6: Exhibits                                                  12

Signatures                                                        13

ITEM 1.  FINANCIAL STATEMENTS


                        EcoGlobal Holdings Corporation
                        (A Development Stage Company)
                                Balance Sheets
                                 (Unaudited)

                                                            September  30,         June 30,
                                                                     2011             2011


ASSETS
Current assets:
Cash                                                                 $19,787             $28,212

Total current assets                                                 $19,787             $28,212


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Total current liabilities                                                 $-                  $-


Stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized;
2,000,000 shares issued and outstanding                               51,750              51,750
Additional paid-in capital                                             4,250               4,000
(Deficit) accumulated during the development stage                   (36,213)            (27,538)

Total stockholders' equity                                            19,787              28,212

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $19,787             $28,212


See the accompanying notes to the financial statements.



                                        EcoGlobal Holdings Corporation
                                        (A Development Stage Company)
                                           Statements of Operations
                                                  (Unaudited)

                                                                                                  The Period from
                                                                                                  July 23, 2009
                                                        Three Months         Three Months          (inception)
                                                        Ended                Ended                      to
                                                        September 30,        September 30,        September 30,
                                                              2011                 2010                 2011


Sales                                                                   $-                  $-                   $-

Costs and expenses:
  General and administrative                                         8,675               9,250               36,213

Total costs and expenses                                             8,675               9,250               36,213

Net loss                                                           $(8,675)            $(9,250)            $(36,213)

Per share information - basic and diluted:
  Loss per common share                                             $(0.00)             $(0.00)


Weighted average common shares outstanding                       2,000,000           2,000,000


See the accompanying notes to the financial statements.



                                     EcoGlobal Holdings Corporation
                                     (A Development Stage Company)
                                        Statements of Cash Flows
                                              (Unaudited)


                                                                                                          For the
                                                                                                          Period From
                                                                                                          July 23, 2009
                                                                 Three Months          Three Months        (Inception)
                                                                     Ended                 Ended          Through
                                                                 September 30,         September 30,      September 30,
                                                                        2011                  2010               2011


Cash flows from operating activities:
 Net loss                                                                 $(8,675)             $(9,250)           $(36,213)
  Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Common shares issued for services                                            -                  750               1,750
   Contributed services                                                       250                    - 	             4,250

Net cash (used in) operating activities                                    (8,425)              (8,500)            (30,213)

Cash flows from investing activities:

Net cash (used in) investing activities                                         -                    -                   -

Cash flows from financing activities:
   Common shares issued for cash                                                -               50,000              50,000

Net cash provided by financing activities                                       -               50,000              50,000

Net increase in cash                                                       (8,425)              41,500              19,787
Cash - beginning of period                                                 28,212                    -                   -

Cash - end of period                                                      $19,787              $41,500             $19,787


Supplemental Cash Flow Information:
Cash paid for interest                                                         $-                   $-                  $-
Cash paid for income taxes                                                     $-                   $-                  $-



See the accompanying notes to the financial statements.

                       EcoGlobal Holdings Corporation
                        Notes to Financial Statements
                             September 30, 2011
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of and for the period from inception to June 30, 2011, including notes thereto included in the Company's Form 10-K.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to September 30, 2011, aggregating $36,213, has no revenue generating operations and is in the development stage.

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


General

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in anypreliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this filing.


     While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statementswill be available. The Board of Directors does intend to obtain certainassurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would beprovided within four days after closing of such a transaction. Closingdocuments relative thereto will include representations that the valueof the assets conveyed to or otherwise so transferred will not materiallydiffer from the representations included in such closing documents.

     The Company has filed a registration statement on a voluntary basis because the primary attraction of the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

     The Company has, and will continue to have, little capital with which toprovide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's and 10-K's and 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officer and director of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2011, reflects a current asset value of $19,787, and a total asset value of $19,787.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.


Results of Operations

     During the period from July 23, 2009 (inception) through
September 30, 2011, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to September 30, 2011, aggregating $36,213, has no revenue generating operations and is in the development stage.

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

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures
(as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2011.

There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended September 30, 2010.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.


Not Applicable.


ITEM 4.  (REMOVED AND RESERVED).




ITEM 5.  OTHER INFORMATION.


None.


ITEM 6.  EXHIBITS.





Exhibit 31.1

Certifications of the Chief Executive Officer and Chief
Financial Officer pursuant to Rule 13a-14(a)


CERTIFICATION


I, Christopher Werner, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of EcoGlobal Holdings Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



  EcoGlobal Holdings Corporation

Dated: November 15, 2011 By:  /s/ Christopher Werner
    CHRISTOPHER WERNER
    Chief Executive Officer, Chief Financial Officer

Exhibit 32.1


Certifications of Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.


CERTIFICATION
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of EcoGlobal Holdings Corporation does hereby certify that, to the best of his knowledge:


   (a) the Quarterly Report on Form 10-Q of EcoGlobal Holdings
Corporation for the quarter ended September 30, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



   (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of EcoGlobal Holdings Corporation.

Dated: November 15, 2011 By:  /s/ Christopher Werner
    Christopher Werner
    Chief Executive Officer, Chief Financial Officer













SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EcoGlobal Holdings Corporation (Registrant)

Date: November 15, 2011                /s/ Christopher Werner
                                        Christopher Werner
         Chief Executive Officer(Principal Executive Officer)

Date: November 15, 2011                /s/ Christopher Werner
                                         Christopher Werner
         Chief Financial Officer(Principal Financial and Accounting Officer)